Form 10QSB
period 2004-09-30
DESCORP INC
filed 2004-11-10
CIK 1278075

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                       For Period ended September 30, 2004

                        Commission File Number 333-112335


                                  DESCORP, INC.
             (Exact name of registrant as specified in its charter)


        NEVADA                                            76-0754134
(State of Incorporation)                    (I.R.S. Employer Identification No.)


            2631 Violet Street, North Vancouver, B.C. Canada V7H 1H2
               (Address of Principal Executive Offices) (Zip Code)


                                 (604) 682-4272
              (Registrant's telephone number, including area code)

Check whether the registrant  (1) has filed all reports  required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 5,000,000 shares of Common Stock outstanding as of September 30, 2004.

Authorized share capital of the registrant at June 30, 2004: 25,000,000 common shares, par value of $0.001.

The Company recorded $nil revenue for the quarter ended September 30, 2004.

                           FORWARD-LOOKING STATEMENTS


THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS PREDICTIONS, PROJECTIONS AND OTHER STATEMENTS ABOUT THE FUTURE THAT ARE INTENDED TO BE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (COLLECTIVELY, "FORWARD-LOOKING STATEMENTS"). FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. A NUMBER OF IMPORTANT FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. IN ASSESSING FORWARD-LOOKING STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-QSB, READERS ARE URGED TO READ CAREFULLY ALL CAUTIONARY STATEMENTS - INCLUDING THOSE CONTAINED IN OTHER SECTIONS OF THIS QUARTERLY REPORT ON FORM 10-QSB. AMONG SAID RISKS AND UNCERTAINTIES IS THE RISK THAT THE COMPANY WILL NOT SUCCESSFULLY EXECUTE ITS BUSINESS PLAN, THAT ITS MANAGEMENT IS ADEQUATE TO CARRY OUT ITS BUSINESS PLAN AND THAT THERE WILL BE ADEQUATE CAPITAL OR THEY MAY BE UNSUCCESSUFL FOR TECHNICAL, ECONOMIC OR OTHER REASONS.

                                                                     Page Number
                                                                     -----------
PART I - FINANCIAL INFORMATION

     ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
          Balance Sheets                                                  2
          Statement of Operations                                         3
          Statement of Stockholder's Equity                               4
          Statements of Cash Flows                                        5
          Notes to the Consolidated Financial Statements                  6

     ITEM 2. MANAGEMENT'S PLAN OF OPERATION                               9

     ITEM 3. CONTROLS AND PROCEDURES                                     11

PART II - OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS                                           12

     ITEM 2. CHANGES IN SECURITIES                                       12

     ITEM 3. DEFAULTS UPON SENIOR SECURITIES                             12

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         12

     ITEM 5. OTHER INFORMATION                                           12

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                            12

SIGNATURES                                                               12

                                 DESCORP, INC.
                         (A Development Stage Company)
                                 BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                   September 30,       December 31,
                                                                       2004               2003
                                                                     --------           --------
                                                                    (Unaudited)
ASSETS

Current assets                                                       $     --           $     --
                                                                     --------           --------

    Total current assets                                                   --                 --

Other assets                                                               --                 --
                                                                     --------           --------

Total assets                                                         $     --           $     --
                                                                     ========           ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities                                                  $     --           $     --
                                                                     --------           --------

    Total current liabilities                                              --                 --
                                                                     --------           --------
Stockholders' equity
   Common stock
    Authorized 25,000,000 shares with a par value of $0.001
    issued and outstanding 5,000,000 shares                             5,000              5,000
   Additional paid-in capital                                           7,000              7,000
   Deficit accumulated during the development stage                   (12,000)           (12,000)
                                                                     --------           --------

    Total stockholders' equity                                             --                 --
                                                                     --------           --------

Total liabilities and stockholders' equity                           $     --           $     --
                                                                     ========           ========

   The accompanying notes are an integral part of these financial statements.

                                 DESCORP, INC.
                         (A Development Stage Company)
                            STATEMENT OF OPERATIONS
                                  (Unaudited)
--------------------------------------------------------------------------------

                                                                               Cumulative
                                                                              Amounts From
                                                                                Date of
                                     Nine Month           Three Month       Incorporation on
                                    Period Ended         Period Ended       December 22, 2003
                                    September 30,        September 30,      to September 30,
                                        2004                 2004                 2004
                                    -----------          -----------          -----------
REVENUE                             $        --          $        --          $        --
                                    -----------          -----------          -----------

OPERATING EXPENSES

   Legal and accounting                      --                   --               12,000
                                    -----------          -----------          -----------

Loss before income taxes                     --                   --                   --

Provision for income taxes                   --                   --                   --
                                    -----------          -----------          -----------

Net loss for the period             $        --          $        --          $   (12,000)
                                    ===========          ===========          ===========

Basic and diluted loss per
common share                        $        --          $        --
                                    ===========          ===========

Weighted average number of
common shares outstanding             5,000,000            5,000,000
                                    ===========          ===========

   The accompanying notes are an integral part of these financial statements.

                                 DESCORP, INC.
                         (A Development Stage Company)
                       STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Unaudited)
--------------------------------------------------------------------------------

                                                                             Deficit
                                                                           Accumulated
                                         Common Stock        Additional     During the         Total
                                    --------------------       Paid in     Development     Stockholders'
                                    Shares        Amount       Capital         Stage          Equity
                                    ------        ------       -------         -----          ------
Inception, December 22, 2003             --       $   --       $   --        $     --        $     --

Initial capitalization
 Sale of common stock             5,000,000        5,000        7,000              --          12,000

   Net loss for the year                 --           --           --         (12,000)        (12,000)
                                  ---------       ------       ------        --------        --------

Balance, December 31, 2003        5,000,000        5,000        7,000         (12,000)             --

   Net loss for the period               --           --           --              --              --
                                  ---------       ------       ------        --------        --------

Balance, September 30, 2004       5,000,000       $5,000       $7,000        $(12,000)       $     --
                                  =========       ======       ======        ========        ========

   The accompanying notes are an integral part of these financial statements.

DESCORP, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)
--------------------------------------------------------------------------------

                                                                                                Cumulative
                                                                                               Amounts From
                                                                                                 Date of
                                                         Nine Month        Three Month       Incorporation on
                                                        Period Ended      Period Ended       December 22, 2003
                                                        September 30,     September 30,      to September 30,
                                                            2004              2004                 2004
                                                        -----------       -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss for the period                               $      --          $      --           $ (12,000)
                                                         ---------          ---------           ---------

Net cash used in operating activities                           --                 --             (12,000)
                                                         ---------          ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                       --                 --              12,000
                                                         ---------          ---------           ---------

Net cash provided by financing activities                       --                 --              12,000
                                                         ---------          ---------           ---------

Change in cash during the period                                --                 --                  --

Cash, beginning of the period                                   --                 --                  --
                                                         ---------          ---------           ---------

Cash, end of the period                                  $      --          $      --           $      --
                                                         =========          =========           =========

Supplemental disclosure with respect to cash flows:
   Cash paid for income taxes                            $      --          $      --           $      --
   Cash paid for interest                                $      --          $      --           $      --
                                                         =========          =========           =========

   The accompanying notes are an integral part of these financial statements.

                                 DESCORP, INC.
                         (A Development Stage Company)
                       NOTES TO THE FINANCIAL STATEMENTS
                                  (Unaudited)
                               SEPTEMBER 30, 2004


NOTE 1. GENERAL ORGANIZATION AND BUSINESS

Descorp, Inc. (the Company) was incorporated under the laws of the state of Nevada on December 22, 2003. The Company has one sole officer, director and shareholder. The Company is a blank check company subject to Rule 419. The Company was organized to acquire or merge with another business or company. The officer is currently looking for potential merger candidates but currently has none.

The Company has been in the development stage since inception and has no operations to date.

NOTE  2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

The Company has no assets or debt as of September 30, 2004. The relevant accounting policies and procedures are listed below.

Accounting Basis

The basis is generally accepted accounting principles.

Earnings per Share

The basic earnings (loss) per share is calculated by dividing the Company's net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity.

The Company has not issued any options or warrants or similar securities since inception.

Dividends

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid during the periods shown.

Income Taxes

The provision for income taxes is the total of the current taxes payable and the net of the change in the deferred income taxes. Provision is made for the deferred income taxes where differences exist between the period in which transactions affect current taxable income and the period in which they enter into the determination of net income in the financial statements.

Stock Based Compensation

The Company accounts for its stock based compensation based on provisions in SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION which utilizes the fair method for the valuation of its securities given as compensation.

                                 DESCORP, INC.
                         (A Development Stage Company)
                       NOTES TO THE FINANCIAL STATEMENTS
                                  (Unaudited)
                               SEPTEMBER 30, 2004


NOTE 2. (continued)

Advertising

Advertising is expensed when incurred. There has been no advertising during the periods.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However the Company has no current source of revenue, or operations. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan to seek a suitable merger candidate, which may supply the needed cash flow.

NOTE 4. STOCKHOLDERS' EQUITY

Common Stock
On December 22, 2003 (inception), the Company issued 5,000,000 shares of its $0.001 par value common stock to it sole shareholder for $12,000. This has been the structure from that time until the present.

NOTE 5. RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. Most office services are provided without charge by the president who lives in Canada. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. Some expenses, as explained above, were reimbursed. The officer(s) and director(s) of the Company are involved in other business activities and may, in the future, become involved in other business opportunities becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 6. PROVISION FOR INCOME TAXES

The Company provides for income taxes under Statement of Financial Accounting Standards NO. 109, Accounting for Income Taxes. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.

                                 DESCORP, INC.
                         (A Development Stage Company)
                       NOTES TO THE FINANCIAL STATEMENTS
                                  (Unaudited)
                               SEPTEMBER 30, 2004


NOTE 6. (continued)

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company's opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $1,800, which is calculated by multiplying a 15% estimated tax rate by the items making up the deferred tax account, organization costs of $12,000,. The total valuation allowance is a comparable $1,800.

The provision for income taxes is comprised of the net changes in deferred taxes less the valuation account plus the current taxes payable as shown in the chart below.

     Net changes in Deferred Tax Benefit less
      than valuation account                                              --

     Current Taxes Payable                                                --
                                                                      ------
     Net Provision for Income Taxes                                       --
                                                                      ======

NOTE 7. REVENUE AND EXPENSES

The Company currently has no operations and no revenue.

NOTE 8. OPERATING LEASES AND OTHER COMMITMENTS:

As explained in the note pertaining to related parties, the Company uses the offices of its president with no charge. The Company also has no assets or lease obligations of any kind. The five year projection of these future obligations of any kind. The five year projection of these future obligations are as followings will be zero in each year.

                                 Year 1    Year 2    Year 3    Year 4    Year 5
                                 ------    ------    ------    ------    ------
     Operating Leases, etc         0         0         0         0         0

NOTE 9. SUBSEQUENT EVENTS

The Company is currently in the process of filing documents to conduct a blank check offering subject to Rule 419 of Regulation C. This offering is still in the preparation process and has not been filed nor approved as of the report date. This offering calls for the sale of 500,000 shares of common stock at a price of $0.10 per share. When completed, the sale will net the Company $50,000.

ITEM 2. MANAGEMENT'S PLAN OF OPERATION

Descorp, Inc. was incorporated under the laws of the state of Nevada on December 22, 2003. Our fiscal year end is December 31. Our shares of Common Stock are currently not quoted for trading on any exchange or dealer network.

We currently have no revenue from operations, we are in a start-up phase with our existing assets and we have no significant assets, tangible or intangible. There can be no assurance that we will generate revenues in the future, or that we will be able to operate profitably in the future, if at all. We have incurred net losses in each fiscal year since inception of our operations.

We have never had any bankruptcy, receivership, or similar proceedings, or any material reclassification, merger, consolidation or purchase of sale of a significant amount of assets in the ordinary course of business.

We are a development stage corporation, organized to provide a corporate entity in order to participate in a merger or acquisition with another entity meeting the requirements of Rule 419 of Regulation C. We are a blank check company and are subject to certain regulatory requirements imposed by Rule 419 of Regulation C under the Securities Act. We believe that following this offering certain opportunities to merge with, or acquire the assets of another corporate entity may become available to us due primarily to our status as a reporting publicly held company and to our flexibility in structuring and participating in certain business combinations, such as mergers and acquisitions. However, we have no plans, proposals, arrangements, understandings or agreements to participate in any specific merger or acquisition.

We are currently offering 500,000 shares at $0.10 per share on a "best efforts", "all-or-none basis." We are offering our securities directly to the public only through our sole officer and director in those jurisdictions where sales by such persons are permitted by law. The securities and proceeds of this offering shall remain in escrow until the closing of this offering and the closing of a business opportunity, such as a merger or acquisition, but in no event shall the proceeds remain in escrow for more than 18 months. As of the date hereof, we have not accepted any subscriptions for our common stock under this offering.

PLAN OF OPERATION

Over the next 18 months, or to the date a merger or acquisition of an operating business is closed, Mr. Stephens, our sole officer and director, intends to fund our operations and other capital needs, which are anticipated to be minor. This will enable us to close our common share offering and to possibly identify and conclude a closing of a merger or acquisition with an operating business. We do not anticipate requiring any additional funds during the next 18 months. Our plan of operation encompasses a merger with or acquisition of an operating business, but we will not know what our cash requirements will be until we close such merger or acquisition. We will not use any of the proceeds of the offering unless and until we close a merger or acquisition with a qualified operating business and our investors have reconfirmed their investment in accordance with the requirements of Rule 419 of Regulation C. Mr. Stephens will bear the expense to locate and identify an operating business candidate, and those expenditures are expected to be minor. These expenses will be reimbursed following the closing of the merger or acquisition, with the consent of the operating business. Should the operating business have profitable operations, its capital needs may not require the use of our proceeds that, in such event, will be used in any manner that the new management deems appropriate. We have no plans, proposals, arrangements, understandings or agreements to participate in any specific business merger or acquisition. We have made no arrangements to obtain future additional financing beyond this 18 months period, if required, and there can be no assurance that such financing will be available, or that it will be available on terms acceptable to us.

EVALUATION OF POTENTIAL MERGER OR ACQUISITION OPPORTUNITIES

During this period, the analysis of new business opportunities will be undertaken by or under the supervision of Mr. Stephens. Mr. Stephens intends to concentrate on identifying preliminary prospective business opportunities upon the closing of this offering. He may retain paid outside business advisors to assist in evaluating business opportunities. Mr. Stephens will not be entitled to a finder's fee for locating a merger or acquisition candidate. Such advisors, if any, will not be affiliated with Mr. Stephens or our company. We have no preliminary plans, proposals, arrangements, understandings or agreements with any party to borrow funds to increase the amount of capital available to complete a merger or acquisition.

We will not acquire a business unless the fair value of the acquisition candidate represents 80% of the maximum offering proceeds. Because we will be subject to ongoing reporting requirements, we will be required to furnish certain information about significant acquisitions, including audited financial statements for the business acquired, covering one, two or three years depending upon the relative size of the acquisition. Consequently, acquisition prospects that do not have or are unable to obtain the required audited statements will not be considered.

The only milestone we are required to meet is to conclude and complete a merger or acquisition with an operating business within 18 months. During this period, we are planning to review as many prospects as necessary to complete a transaction within this milestone, but ultimately the number of prospects we investigate and evaluate, and the time spent on each prospect, is solely at the discretion and availability of Mr. Stephens.

STRUCTURING AND CLOSING A MERGER OR ACQUISITION WITH A PROSPECTIVE CANDIDATE

Should we enter into an agreement to acquire or merge with a business candidate within the deadline milestone noted herein, it will likely be on the basis of a share exchange using our common stock, due to our lack of cash resources, and the prerequisite that all cash resources raised under this offering are to be used subsequent to a merger or acquisition for the operating business.

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture or licensing agreement with another corporation or entity. We may also purchase stock or assets of any existing business. On the consummation of a transaction, it is possible that our present management and shareholders will not be in control of our company. In addition, Mr. Stephens may, as part of the terms of the acquisition transaction, resign and be replaced by new management without a vote of our shareholders.

With respect to any mergers or acquisitions, negotiations with target company management will be expected to focus on the percentage of our company that target company shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, our shareholders will in all likelihood hold a lesser percentage ownership interest in us following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event we acquire a target company with substantial assets. Any merger or acquisition effected by us can be expected to have a significant dilutive effect on the percentage of shares held by our then existing shareholders, including purchasers in this offering.

It is unlikely that we will have sufficient funds from the proceeds of our current offering to undertake any significant development, marketing and manufacturing of any products or conduct any related operations. Accordingly, we will, in all likelihood, be required to either seek additional debt or equity financing or obtain funding from third parties, in exchange for which we would probably be required to give up a substantial portion of our interest in any acquired product. There is no assurance that we will be able to either obtain additional financing or interest third parties in providing funding for the further development, marketing and manufacturing of any products

ITEM 3. CONTROLS AND PROCEDURES

Our sole officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14c under the Securities and Exchange Act of 1934, as amended) within 90 days of the filing date of this Form 10-Q (the Evaluation Date). Based on that evaluation, he concluded that, as of the
Evaluation   Date,  our  Company  had   sufficient   procedures  for  recording,
processing, summarizing and reporting information that is required to be disclosed in its reports under the Securities and Exchange Act of 1934, as amended.

Since the Evaluation Date, there have not been any significant changes to our internal controls or other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Pursuant to Rule 601 of Regulation SB, the following exhibits are included herein or incorporated by reference.

    3.1   Articles of Incorporation *
    3.2   Bylaws *
    10.1  Escrow Agreement *
    10.2  Subscription Agreement *
    31.1  302 Certification of Chief Executive Officer
    32.1  906 Certification of Chief Executive Officer

----------
* Incorporated by reference - refer to the company's initial registration statement

(b) Reports on Form 8-k

    None

                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this disclosure statement to be signed on its behalf by the undersigned, thereunto duly authorized.

DESCORP, INC.

Date: November 9, 2004


By: /s/ David Stephens
   -------------------------------------
David Stephens, President